Form 10-K
period 2005-12-31
BOND TRUST PRODUCTS LLC
filed 2006-04-28
CIK 1271779

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-32519
BOND TRUST PRODUCTS LLC
(Exact name of registrant as specified in its charter)

Delaware	35-2215554
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

Capitol Office Center, 3422 Old Capitol Trail #188 Wilmington, Delaware	19808-6192
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (302) 994-5370

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Bond Trust Products Trust A Pass-Through Trust Certificates	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average big and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the date of this report, all of the membership interests of the Registrant are held by Incapital Holdings LLC.

DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

Introductory Note

Bond Trust Products LLC (the "Registrant") is the depositor (the "Depositor") under the trust agreement (the "Trust Agreement"), among the Depositor, The Bank of New York Trust Company, N.A., as trustee and securities intermediary (the "Trustee"), and Incapital LLC, as administrative agent (the "Administrative Agent"), providing for the issuance of Bond Trust Products Trust A Pass-Through Trust Certificates (the "Certificates"), by Bond Trust Products Trust A, a Delaware business trust (the "Trust"). The Certificates do not represent obligations of or interests in the Depositor, the Trustee or the Administrative Agent.

No issuer of an underlying security represents ten percent or more of the aggregate principal amount of all securities held by the Trust.

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings

Item 4.	Submission of Matters To A Vote of Security Holders
None

PART II

Item 5.	Market for Registrant’ s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Certificates issued by and representing investors’ interest in the Trust are represented by one or more physical certificates registered in the name of “Cede & Co., the nominee of The Depository Trust Company.

The Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered
Bond Trust Products Trust A Pass-Through Trust Certificates	American Stock Exchange

Item 6.	Selected Financial Data
Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8.	Financial Statements and Supplementary Data
None
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Not Applicable

Item 9B.	Other Information
Not Applicable
PART III

Item 10.	Directors and Executive Officers of the Registrant
None

Item 11.	Executive Compensation
Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-X: Not Applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions
None

Item 14.	Principal Accountant Fees and Services
Not Applicable
PART IV

Item 15.	Exhibits, Financial Schedules

(a)	The following documents have been filed as part of this Report.

Exhibits:

31.1 - Certification by the Chief Executive Officer of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
99.1 - Annual Compliance Report by Trustee.

(b)
The Form 8-K of the Trust that relates to periods covered by this annual report includes the Trust’s Current Report on Form 8-K for the distribution date occurring on December 15, 2005 and filed on January 13, 2005.

(c)	None

(d)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOND TRUST PRODUCTS LLC,
as Registrant

By:	/s/ Steven J. Hartman
Name: Steven J. Hartman
Title: Chief Executive Officer
Dated: April 28, 2006