Form 10-K
period 2006-12-31
BOND TRUST PRODUCTS LLC
filed 2007-03-07
CIK 1271779

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Yes ☐    No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 10-D during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 10-D listed in Item 15(b) hereto.

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
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Submission of Matters To A Vote of Security Holders
None

PART II

Item 5.	Market for Registrant’ s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Certificates issued by and representing investors’ interest in the Trust are represented by one or more physical certificates registered in the name of “Cede & Co., the nominee of The Depository Trust Company.”

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

(b)
The Forms 10-D of the Trust that relate to periods covered by this annual report include the Trust’s Form 10-D for the distribution date occurring on June 15, 2006 and filed on June 21, 2006 and the Trust’s Form 10-D for the distribution date occurring on December 15, 2006 and filed on December 18, 2006.

(c)	None

(d)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOND TRUST PRODUCTS LLC, as Registrant
By: /s/ Steven J. Hartman Name: Steven J. Hartman Title: Chief Executive Officer
Dated: March 7, 2007